Form 10QSB
period 2004-09-30
CRESCENDO ACQUISITION CORP.
filed 2004-10-18
CIK 1289813

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2004

  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____________ to ___________

                 Commission file number:          000-50804
                                        -----------------------------------

                          CRESCENDO ACQUISITION CORP.
---------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as specified in its charter

           Delaware
---------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

            11863 Wimbledon Circle, #418, Wellington, FL 33414
---------------------------------------------------------------------------
                 (Address of principal executive offices)

                               (413) 831-2552
---------------------------------------------------------------------------
                         (Issuer's telephone number)

                               Not applicable.
---------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [_]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2004: 148,000 shares of common stock, $.001 par value, as of the date of this Report.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                           As of September 30, 2004
                                  (Unaudited)

                                    ASSETS
CURRENT ASSETS:
 Cash                                                                $      -
                                                                     --------

TOTAL ASSETS                                                         $      -
                                                                     ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accrued expenses                                                    $  1,333
                                                                     --------
     Total Current Liabilities                                          1,333
                                                                     --------

 Total Liabilities                                                   $  1,333


STOCKHOLDER'S EQUITY:
Preferred stock at $0.001 par value;
 authorized 20,000,000 shares; no shares
 issued and outstanding                                                     -
Common stock at $0.001 par value; authorized
 100,000,000 shares; 148,000 shares issued
 and outstanding                                                          148
Additional paid in capital                                                  -
Accumulated deficit                                                    (1,481)
                                                                     --------
     Total Stockholder's Equity                                        (1,333)
                                                                     --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $      -
                                                                     ========

  The accompanying notes are an integral part of these financial statements.

                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                 (Unaudited)


                                          For the         Period from
                                          3-Months       April 6, 2004
                                          Ended           (inception)
                                          September       to September
                                          30, 2004          30, 2004
                                          ------------    ------------
Revenue                                   $          -    $          -
                                          ------------    ------------
Expenses
 Administrative and general expenses             1,333           1,481
                                          ------------    ------------
Net loss                                  $     (1,333)   $     (1,481)
                                          ============    ============

Basic and diluted loss per share          $     (0.009)   $     (0.010)
                                          ============    ============
Weighted average number of common
 shares outstanding                            148,000         148,000
                                          ============    ============

  The accompanying notes are an integral part of these financial statements.


                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                 (Unaudited)

                                                 For the         Period from
                                                 3-Months       April 6, 2004
                                                 Ended           (inception)
                                                 September       to September
                                                 30, 2004          30, 2004
                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $     (1,333)   $     (1,481)
 Issuance of stock to owner for payment of
  organizational costs                                      -             148
 Increases (Decrease) in accrued expenses               1,333           1,333
                                                 ------------    ------------
Net Cash Provided (used) by Operating Activities            -               -

CASH FLOWS FROM INVESTING ACTIVITIES                        -               -
                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES                        -               -
                                                 ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                       -               -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            -               -
                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $          -    $          -
                                                 ============    ============

NONCASH FINANCING AND INVESTING ACTIVITIES       $          -    $          -
                                                 ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                         $          -    $          -
                                                 ============    ============
Income taxes                                     $          -    $          -
                                                 ============    ============

  The accompanying notes are an integral part of these financial statements.


                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
              For the Period Ended September 30, 2004 (Unaudited)


NOTE 1 -- ORGANIZATION

Crescendo Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on April 6, 2004 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

A.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2004.

C.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
              For the Period Ended September 30, 2004 (Unaudited)


D.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

If the Company is successful in raising funds and becoming a business development company, its principal estimates will involve the determination of the value of its portfolio companies.

The net asset value per share of our outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

In calculating the value of our total assets, we will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities. Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of our board of directors based on the recommendation by our investment adviser and under valuation guidelines adopted by our board of directors, and then approved by our entire board of directors. Initially, the fair value of these securities will be their original cost. Debt securities valued at cost would be revalued for significant events affecting the issuer's performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company's operations and changes in market conditions.

For warrants, our cost usually will be a nominal amount, such as $.01 per share. Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost. Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers. Our valuation guidelines are subject to periodic review by our board of directors and may be revised in light of our experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of

                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
              For the Period Ended September 30, 2004 (Unaudited)


such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2004 for purposes of computing fully diluted earnings per share.

F.  Impact Of New Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections" ("SFAS 145"). For most companies, SFAS 145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Adoption of this standard has had no impact on the Company.

The FASB recently issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while EITF Issue No. 94-3 recognized such liability at such time that an entity committed to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation.

SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions

                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
              For the Period Ended September 30, 2004 (Unaudited)


are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company has no obligations regarding Interpretation No. 45.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

NOTE 3 -- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
              For the Period Ended September 30, 2004 (Unaudited)


NOTE 4 - SHAREHOLDER'S EQUITY

On April 6, 2004, the Board of Directors issued 148,000 shares of common stock for $148 in services to the founding shareholder of the Company to fund organizational start-up costs.

Common Stock

The holders of the Company's common stock:

- Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

- Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

- Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

- Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

The Company has authorized, but not issued, 20,000,000 shares of preferred stock at $.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Plan of Operation

The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. To date the Company has no particular acquisition in mind and has not entered into any agreement regarding such merger or acquisition.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. There is no assurance that the Company will be successful in finding or acquiring a desirable business opportunity.

Results of Operations

Since inception the Company has not conducted any business operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended September 30, 2004, the Company had no revenues, and incurred expenses of $1,333. Expenses for the quarter were comprised of costs mainly associated with accounting and EDGAR filing fees.

Liquidity and Capital Resources.

At September 30, 2004, the Company had no cash and no other assets.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

Item 3. Controls and Procedures.

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    1)  Exhibits

        31.1 Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002.

        32.1 Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

     2)  Reports on Form 8-K:  None.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Crescendo Acquisition Corp.


By: /s/ Soloman Lam
   ----------------------
   Soloman Lam, President


Date: October 12, 2004