Form 10KSB/A
period 2004-12-31
CRESCENDO ACQUISITION CORP.
filed 2005-03-11
CIK 1289813

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A

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

3.2*     By-Laws filed as an exhibit to the Company's registration statement on
Form 10-SB filed on June 16, 2004, and incorporated herein by reference.

3.3*     Specimen of Certificate of Common Stock filed as an exhibit to the
Company's registration statement on Form 10-SB filed on June 16, 2004, and incorporated herein by reference

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