Form 10KSB/A
period 2004-12-31
CRESCENDO ACQUISITION CORP.
filed 2005-03-11
CIK 1289813

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           FORM 10-KSB/Amendment #2

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

31.1**    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002

32.1**    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

--------------------------
* Previously filed on June 16, 2004, and incorporated herein by reference.
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