Form 10QSB
period 2005-03-31
CRESCENDO ACQUISITION CORP.
filed 2005-04-15
CIK 1289813

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____________ to ___________

                 Commission file number:          000-50804
                                        -----------------------------------

                          CRESCENDO ACQUISITION CORP.
---------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as specified in its charter)

           Delaware
---------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

                              c/o William Tay
                              P.O. Box 42198
                           Philadelphia, Pa 19101
---------------------------------------------------------------------------
                 (Address of principal executive offices)

                               (215) 359-2163
---------------------------------------------------------------------------
                         (Issuer's telephone number)

                               Not applicable.
---------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]    No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005: 11,648,000 shares of common stock, $.001 par value, as of the date of this Report.

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





                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                             As of March 31, 2005
                                  (Unaudited)


                                    ASSETS
CURRENT ASSETS:
 Cash                                                                $      -
                                                                     --------

TOTAL ASSETS                                                         $      -
                                                                     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued expenses                                                    $  1,700
                                                                     --------
     Total Current Liabilities                                          1,700
                                                                     --------

 Total Liabilities                                                   $  1,700


STOCKHOLDERS' EQUITY:
Preferred Stock at $0.001 par value; authorized
 20,000,000 shares; no shares issued and
 outstanding                                                                -
Common stock at $0.001 par value; authorized
 100,000,000 shares; 11,648,000 shares issued
 and outstanding                                                       11,648
 Accumulated deficit                                                  (13,348)
                                                                     --------

     Total Stockholders' Equity                                        (1,700)
                                                                     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      -
                                                                     ========

  The accompanying notes are an integral part of these financial statements.


                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                 (Unaudited)


                                          For the         Period from
                                          3-Months       April 6, 2004
                                          Ended           (inception)
                                          March 31,       to March 31,
                                          2005                2005
                                          ------------    ------------

Revenue                                   $          -    $          -
                                          ------------    ------------
Expenses
 Organization and related expenses                   -             148
 Administrative and general expenses            11,500          13,200
                                          ------------    ------------
Net loss                                  $    (11,500)   $    (13,348)
                                          ============    ============

Basic and diluted loss per share          $     (0.001)   $     (0.001)
                                          ============    ============
Weighted average number of common
 shares outstanding                         11,648,000      11,648,000
                                          ============    ============

  The accompanying notes are an integral part of these financial statements.


                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                 (Unaudited)



                                                 For the         Period from
                                                 3-Months       April 6, 2004
                                                 Ended           (inception)
                                                 March 31,       to March 31,
                                                 2005                2005
                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $    (11,500)   $    (13,348)
Issuance of stock for services rendered                11,500          11,648
Increases (Decrease) in accrued expenses                    -           1,700
                                                 ------------    ------------
Net Cash Provided (used) by Operating Activities            -               -

CASH FLOWS FROM INVESTING ACTIVITIES                        -               -
                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES                        -               -
                                                 ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                       -               -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            -               -
                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $          -    $          -
                                                 ============    ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued for services rendered        $     11,500    $     11,648
                                                 ============    ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                         $          -    $          -
                                                 ============    ============
Income taxes                                     $          -    $          -
                                                 ============    ============

  The accompanying notes are an integral part of these financial statements.


                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                For the Period Ended March 31, 2005 (Unaudited)


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

B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2005.

C.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                For the Period Ended March 31, 2005 (Unaudited)


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

                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                For the Period Ended March 31, 2005 (Unaudited)


such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2005 for purposes of computing fully diluted earnings per share.

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

                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                For the Period Ended March 31, 2005 (Unaudited)


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

                          CRESCENDO ACQUISITION CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                For the Period Ended March 31, 2005 (Unaudited)


NOTE 4 - SHAREHOLDER'S EQUITY

On April 6, 2004, the Board of Directors issued 148,000 shares of common stock for $148 in services to the founding shareholder of the Company to fund organizational start-up costs.

On February 23, 2005, the Board of Directors approved the issuance of 11,500,000 shares of common stock to retain the services of William Tay as CEO and President of the Company and were deemed fully paid and non-assessable on that date.

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

Plan of Operation

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

We are currently seeking to engage in a merger with or acquisition of a foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to two stockholders, we have not commenced any operational activities.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

Our sole officer and director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances maybe converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

Results of Operations

Since inception the Company has not conducted any business operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended March 31, 2005, the Company had no revenues, and incurred expenses of $11,500.

Liquidity and Capital Resources.

At March 31, 2005, the Company had no cash and no other assets.

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

Item 2. Changes in Securities.

On February 23, 2005, the Board of Directors of the Company approved the issuance of 11,500,000 restricted shares of the Company's $.001 par value Common Stock. The shares were issued to retain the services of William Tay as CEO and President of the Company and were deemed fully paid and non-assessable on that date. The issuance was carried out in a private transaction pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

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

Item 6. Exhibits and Reports on Form 8-K.

    1)  Exhibits

        31.1 Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002.

        32.1 Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

     2) Reports on Form 8-K: An 8-K report was filed on February 25, 2005 to report Items 3.02 (Unregistered Sales of Equity Securities), 5.01 (Changes in Control of Registrant) and 9.01 (Financial Statements and Exhibits).



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Crescendo Acquisition Corp.


By: /s/ William Tay
   ----------------------
   William Tay, President


Date: April 15, 2005