Form 10KSB
period 2005-12-31
CRESCENDO ACQUISITION CORP.
filed 2006-03-08
CIK 1289813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2005

Commission file number:  000-50804

Crescendo Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	Not applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

c/o Sofigen Treuunternehmen reg.

Ratikonstr. 33

Postfach 443

FL-9490 Vaduz

Furstentum Liechtenstein

(Address of principal executive office)

(Zip Code)

+423-233 31 88

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None

The number of shares of common stock, $0.001 par value, outstanding on December 31, 2005, was 11,648,000 shares of common stock.

Transitional Small Business Disclosure format (Check one): Yes [ ]   No [x]

PART I

ITEM 1

DESCRIPTION OF BUSINESS

Business Development

Crescendo Acquisition Corp. (referred to herein as the "Company" or the "Issuer") was incorporated in the State of Delaware on April 6, 2004. Until February 1, 2006, the sole stockholder, director and officer of the Company was William Tay. All of the Company's outstanding stock was sold by Mr. Tay as of February 1, 2006 to Industrial & Family Holding Ltd. (of Ajeltake Road, Ajeltake Island, Majuro, Marshall Islands MH96960). Immediately afterwards Industrial & Family Holding Ltd. transferred these same shares to W.I.P. World International Project SA. Luxenbourg (of 16 Avenue de La Porte Neuve, BP 6661-2016 Luxembourg), a corporation owned and controlled by the Company’s current sole officer and director Mr. Giorgio Endrizzi. As of the date of this report, W.I.P. World International Project SA. Luxenbourg is the sole stockholder of the Company.

Business of Issuer

The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of significant amount of assets not in the ordinary course of business.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

•

the available technical, financial and managerial resources;

•

working capital and other financial requirements; history of operations, if any;

•

prospects for the future;

•

nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of that management;

•

the potential for further research, development, or exploration;

•

specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

•

the potential for growth or expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, or trades; name identification and;

•

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

ITEM 2

DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the office of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3

LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Subsequent Events

In the first quarter of 2006, the following matters were submitted to the Company's security holders:

In connection with the sale of all of the issued and outstanding stock of the Company, on February 1, 2006, the Company's stockholders elected Mr. Giorgio Endrizzi as the Company's sole officer and director, pursuant to a unanimous written consent. Mr. William Tay, formerly the Company's sole officer and director, resigned on February 1, 2006.

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

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

During the past three years, we have issued securities which were not registered as follows:

Date	Name	Number of Shares	Consideration
April 6, 2004	Soloman Lam	148,000	$148 (1)
February 23,2005	William Tay	11,500,000	$11,500 (1)

_____________

(1) Shares issued to Mr. Lam and Mr. Tay was in return for services provided to the Company, in lieu of cash. With respect to the stock issued to Mr. Lam and Mr. Tay, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. No shares of these offerings were offered to any other person or entity. The manner of the solicitation was done internally due to the fact that at their respective times both Mr. Lam and Mr. Tay was the controlling person of the Company. All information pertaining to the Company was available to Mr. Lam and Mr. Tay due to the positions held by them in the Company at their respective tenures. On December 2005, Mr. Lam transferred 148,000 shares to Mr. Tay who subsequently sold all of his 11,648,000 shares to Industrial & Family Holding Ltd (of Ajeltake Road, Ajeltake Island, Majuro, Marshall Islands MH96960). Immediately afterwards Industrial & Family Holding Ltd. transferred the same 11,648,000 shares to W.I.P. World International Project SA Luxenbourg (of 16 Avenue de La Porte Neuve, BP 6661-2016 Luxembourg). No underwriting discounts, commissions, finder's fees or other expenses were paid in connection with these sales of stock by the Company.

Holders

All of the Company's equity is held by one holder, W.I.P. World International Project SA Luxenbourg of 16 Avenue de La Porte Neuve, BP 6661-2016 Luxembourg.

Dividends

The Company has never declared or paid dividends. There are currently no restrictions which limit the ability of the Company to pay dividends in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has never paid compensation to any officer or director, and does not have any compensation plans, involving the issuance of securities or otherwise.

ITEM 6

PLAN OF OPERATION

The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company was incorporated on April 6, 2004, and until February 1, 2006, the sole stockholder, director and officer of the Company was William Tay. All of the Company's outstanding stock was sold by Mr. Tay as of February 1, 2006 to Industrial & Family Holdings Ltd. (of Ajeltake Road, Ajeltake Island, Majuro, Marshall Islands MH96960) who subsequently on that date transferred these same shares to W.I.P. World International Project SA Luxenbourg (of 16 Avenue de La Porte Neuve, BP 6661-2016 Luxembourg), a corporation owned and controlled by the Company’s current sole officer and director Mr. Giorgio Endrizzi. As of the date of this report, W.I.P. World International Project SA Luxenbourg is the sole stockholder of the Company.

The Company is currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our sole stockholder, we have not commenced any operational activities.

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

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with securities registered pursuant to Rule 12(g) of the Exchange Act. Our officer and director have not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Management

The Company is in the development stage and currently has no full-time employees. Since February 1, 2006, Mr. Giorgio Endrizzi, the Company's President, Treasurer and Secretary, has been the Company's sole officer and director. All references herein to management of the Company are to Mr. Giorgio Endrizzi.

Off Balance Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

The foregoing discussion, as well as the other sections of this Annual Report on Form 10-KSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements.

ITEM 7

FINANCIAL STATEMENTS

The Company is an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

#

CRESCENDO ACQUISITION CORP.

A DELAWARE CORPORATION

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

#

                        CRESCENDO ACQUISITION CORP.

                         (A Development Stage Company)

                                 Balance Sheet

                               December 31, 2005

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

#

                          CRESCENDO ACQUISITION CORP.

                         (A Development Stage Company)

                            Statement of Operations

                                  (Unaudited)

                                                                               Period from

                                             For the          For the         April 6, 2004

                                            Year Ended       Year Ended      (inception) to

                                            December 31,     December 31,      December 31,

                                               2005              2004              2005

                                          ---------------   ---------------   --------------

Revenue                                   $             -   $             -   $            -

                                          ---------------   ---------------   --------------

General and administrative

 Organization and related expenses                      -               148              148

 Administrative and general expenses               11,500             1,700           13,200

                                          ---------------   ---------------   --------------

Net loss and deficit accumulated during

 development stage                        $       (11,500)  $        (1,848)  $      (13,348)

                                          ===============   ===============   ==============

Basic and diluted loss per share          $        (0.001)  $         (0.01)  $       (0.001)

                                          ===============   ===============   ==============

Weighted average number of common

 shares outstanding                            11,648,000           148,000       11,648,000

                                          ===============   ===============   ==============

The accompanying notes are an integral part of these financial statements.

#

                          CRESCENDO ACQUISITION CORP.

                         (A Development Stage Company)

                            Statement of Cash Flows

                                  (Unaudited)

                                                                               Period from

                                             For the          For the         April 6, 2004

                                            Year Ended       Year Ended      (inception) to

                                            December 31,     December 31,      December 31,

                                               2005              2004              2005

                                          ---------------   ---------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                  $       (11,500)  $        (1,848)  $      (13,348)

Issuance of stock for services rendered            11,500               148           11,648

Increases (Decrease) in accrued expenses                -             1,700            1,700

                                          ---------------   ---------------   --------------

Net Cash Provided (used) by Operating

  Activities                                            -                 -                -

CASH FLOWS FROM INVESTING ACTIVITIES                    -                 -                -

                                          ---------------   ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES                    -                 -                -

                                          ---------------   ---------------   --------------

INCREASE IN CASH AND CASH EQUIVALENTS                   -                 -                -

CASH AND CASH EQUIVALENTS AT BEGINNING

 OF PERIOD                                              -                 -                -

                                          ---------------   ---------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD$             -   $             -   $            -

                                          ===============   ===============   ==============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued for

 services rendered                                 11,500   $           148   $       11,648

                                          ===============   ===============   ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW

 ACTIVITIES:

Cash Paid For:

Interest                                  $             -   $             -   $            -

                                          ===============   ===============   ==============

Income taxes                              $             -   $             -   $            -

                                          ===============   ===============   ==============

The accompanying notes are an integral part of these financial statements.

#

                           CRESCENDO ACQUISITION CORP.

                         (A Development Stage Company)

                       Statement of Stockholders' Equity

                 For The Period From April 6, 2004 (Inception)

                             To December 31, 2005

                                  (Unaudited)

                                    Common Stock

                              -------------------------   Additional                   Total

                               Numbers of                  paid-in     Accumulated  Stockholders'

                                 Shares       Amount       capital       Deficit       Equity

                              ------------  -----------   -----------   ---------   -------------

Shares issued to founder for

 organization cost and

 services on April 6, 2004

 (inception)                       148,000  $       148   $         -   $       -   $         148

Net loss                                 -            -             -      (1,848)         (1,848)

                              ------------  -----------   -----------   ---------   -------------

Balance, December 31, 2004         148,000          148             -      (1,848)         (1,700)

Shares issued for services

 rendered on February 23,

 2005                           11,500,000       11,500             -           -          11,500

Net loss                                 -            -             -     (11,500)        (11,500)

                              ------------  -----------   -----------   ---------   -------------

Balance, December 31, 2005      11,648,000  $    11,648   $         -   $ (13,348)  $      (1,700)

                              ============  ===========   ===========   =========   =============

The accompanying notes are an integral part of these financial statements.

#

CRESCENDO ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

(UNAUDITED)

NOTE 1

ORGANIZATION

Crescendo Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on April 6, 2004 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2005.

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

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2005 for purposes of computing fully diluted earnings per share.

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

NOTE 4

SHAREHOLDER'S EQUITY

On April 6, 2004 (inception), the Board of Directors issued 148,000 shares of common stock for $148 in services to the founding shareholder of the Company to fund organizational start-up costs.

On February 23, 2005, the Board of Directors issued 11,500,000 shares of common stock for $11,500 in services rendered to an officer and director of the Company.

Common Stock

The holders of the Company's common stock:

•

Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•

Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•

Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•

Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Preferred Stock

The Company has authorized, but not issued, 20,000,000 shares of preferred stock at $.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

#

ITEM 8

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

Item 8B. Other Information

None.

#

PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of the date of this report, the names, ages and positions of the Company's directors and executive officers are as follows:

Name

Age

Title

Giorgio Endrizzi

??

President, Secretary, Treasurer

and Director

WORK EXPERIENCE

Giorgio Endrizzi, Director, President, CEO/CFO, Secretary and Treasurer

Mr. Endrizzi has served as the Company's director, president, and secretary since February 1, 2006, and will serve on the board until the next annual shareholders' meeting of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

Giorgio Endrizzi is Trustee of Sofigen Trust reg., a full licensed trust company, consultant and Board of Directors of several companies.

Mr. Endrizzi has not involved in any legal proceedings as described in Item 401 of Regulation S-B.

Notes:

(1) Giorgio Endrizzi is the Company’s currently sole officer and director.

(2) Giorgio Endrizzi is not an officer or director of any other company with a class of securities registered under Section 12 of the Exchange Act or subject to the requirements of Section 15(d) thereof.

The names, ages and positions of the Company's directors and executive officers for the year ended December 31, 2005, are as follows:

Name

Age

Title

William Tay

33

President, Secretary, Treasurer and Director

                                                                          (from 2/23/2005 to 2/1/2006)

WORK EXPERIENCE

Mr. Tay has served as the Company's director, president, and secretary from 2/23/2005 to 2/1/2006.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

William Tay has been Crescendo Acquisition Corp. President, Chief Executive Officer, Chief Financial Officer and Director from February 23, 2005 to February 1, 2006. For the past five years, he has been a business consultant, specializing in corporate and securities consulting services for small to medium sized entrepreneurial companies. Prior to that, Mr. Tay was a licensed National Association of Securities Dealers (NASD) Series 7 Registered Representative or stockbroker.

Mr. Tay has not involved in any legal proceedings as described in Item 401 of Regulation S-B.

CONFLICTS OF INTEREST

The Company's proposed business raises potential conflicts of interest between the Company and Giorgio Endrizzi, the Company's sole officer and director.  Mr. Endrizzi has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. Mr. Endrizzi intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Endrizzi would not attend to other matters prior to those of the Company. Mr. Endrizzi estimates that the business plan of the Company can be implemented in theory by devoting approximately 15 to 20 hours per month over the course of several months but such figure cannot be stated with precision.

The terms of business combination may include such terms as Mr. Endrizzi remaining a director or officer of the Company and/or the continuing work of the Company being handled by Mr. Endrizzi as a director. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Endrizzi for the purchase or retirement of all or part of his common stock of the Company by a target company. Mr. Endrizzi would directly benefit from such payment. Such benefits may influence Mr. Endrizzi's choice of a target company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Crescendo Acquisition Corp. officers and directors, and persons who beneficially own more than ten percent of Crescendo Acquisition Corp. common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Crescendo Acquisition Corp. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Crescendo Acquisition Corp. and written representations from Crescendo Acquisition Corp. executive officer and director, believes that during the year ended 2005 all forms 3 and 4 were filed on a timely basis.

Audit Committee and Financial Expert

We do not have an Audit Committee, Mr. Endrizzi, our sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Giorgio Endrizzi, our sole director, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10

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

Compensation Committee

We do not have a formal Compensation Committee. Mr. Giorgio Endrizzi, our sole director, performs some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

ITEM 11

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

                              Name and Address of         Amount and Nature of  Percent of

Title of Class                Beneficial Owner (1)        Beneficial Ownership  Class (2)

----------------------------  -----------------------     --------------------  -----------

Common Stock                  W.I.P. World                          11,648,000         100%

                              International Project SA.

                              16 Avenue de La Porte Neuve

                              BP 6661-2016 Luxembourg (3)

Common Stock                  Giorgio Endrizzi                      11,648,000         100%

                              c/o Sofigen Treuunternehmen

                              reg., Ratikonstr. 33

                              Postfach 443, FL-9490 Vaduz

                              Furstentum Liechtenstein (3)

Common Stock                  All Officers and Directors as a

                              Group (1 person)                      11,648,000         100%

                                                                    ==========  ===========

____________

(1)   Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power.

(2)   Based upon 11,648,000 shares issued and outstanding as of the date of this report.

(3) The 11,648,000 shares of Common Stock are owned by W.I.P. World International Project SA. Luxembourg, of which Giorgio Endrizzi is an officer, director and principal stockholder.

A business combination will, in all likelihood, result in stockholders of the target business obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr. Endrizzi to resign or be removed as an officer and/or director and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31, 2005. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                             SHARES         PERCENT

                                          BENEFICIALLY      OF CLASS

NAME AND ADDRESS OF BENEFICIAL OWNER        OWNED(1)       OUTSTANDING

William Tay

P.O. Box 42198

Philadelphia, Pa 19101

(sole officer/director of the Company)     11,648,000         100%

All Executive Officers and

Directors as a Group (1 Person)            11,648,000         100%

______________

1.  Based on 11,648,000 shares of Common Stock outstanding as of December 31, 2005.

ITEM 12

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

On February 23, 2005, the Board of Directors of Crescendo Acquisition Corp. (the "Company") approved the issuance of 11,500,000 restricted shares of the Company's $.001 par value Common Stock. The shares were issued to retain the services of William Tay as CEO and President of the Company and were deemed fully paid and non-assessable on that date. The issuance was carried out in a private transaction pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.  On February 1, 2006, Mr. Tay sold all of his shares in the Company to Industrial & Family Holding Ltd. (of Ajeltake Road, Ajeltake Island, Majuro, Marshall Islands MH96960). Immediately afterwards Industrial & Family Holding Ltd. transferred these same shares to W.I.P. World International Project SA. Luxenbourg (of 16 Avenue de La Porte Neuve, BP 6661-2016 Luxembourg), a corporation owned and controlled by the Company’s current sole officer and director Mr. Giorgio Endrizzi.

The Company currently uses the mailing address provided by Mr. Giorgio Endrizzi, for which the Company pays no rent, and for which Mr. Endrizzi has agreed to continue this arrangement until the Company completes a business combination. See "Item 3. Description of Property."

Attestation of President and Chief Financial Officer as to our internal controls

Our President/Chief Financial Officer, Mr. Giorgio Endrizzi, has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluations.

ITEM 13

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

______________________

* Previously filed on June 16, 2004, and incorporated herein by reference.

** Filed herewith

(b) There were no Form 8-Ks filed by the Company during the year ended December 31, 2005.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

2005

(1) Audit Fees

None

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

CRESCENDO ACQUISITION CORP.

/s/ Giorgio Endrizzi

________________________________

By: Giorgio Endrizzi

Title: President and CEO

Dated:

February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME

OFFICE

DATE

/s/ Giorgio Endrizzi

President, Secretary, Treasurer,

February 28, 2006

________________________________

Chief Accounting Officer, and

Giorgio Endrizzi

Director

#

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT

EXHIBIT 31.1

CERTIFICATION

I, Giorgio Endrizzi, certify that:

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

4.

I am the sole officer and director and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

Date: February 28, 2006

/s/ Giorgio Endrizzi

________________________________

By: Giorgio Endrizzi

Its: President and Chief Accounting Officer

#

CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Crescendo Acquisition Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Giorgio Endrizzi, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Giorgio Endrizzi

________________________________

By: Giorgio Endrizzi

Its: President and Chief Accounting Officer

February 28, 2006

#